Form 10-Q
period 2008-11-30
Pop Starz Ventures 3, Inc.
filed 2009-01-14
CIK 1444703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: NOVEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________


                        COMMISSION FILE NUMBER: 000-53412


                           POP STARZ VENTURES 3, INC.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                 26-3142811
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


                              150 E. Angeleno Ave.
                                      #1426
                            Burbank, California 91502
                    (Address of principal executive offices)


                                  305-407-9052
                           (Issuer's telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [X] Yes [ ] No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 3, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                       November 30,   August 31,
                                                          2008          2008
                                                       (Unaudited)    (Audited)
                                                       -----------    ----------

                                     ASSETS

Current Assets:
   Cash ...........................................      $     -       $   850
   Prepaid expense ................................            -           500
                                                         -------       -------

      Total Assets ................................      $     -       $ 1,350
                                                         =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Account payable ................................      $     -       $ 1,250
   Account payable-related party ..................            -         2,600
                                                         -------       -------
      Total Current Liabilities ...................            -         3,850
                                                         -------       -------

Total Liabilities .................................            -         3,850
                                                         -------       -------

Stockholders' Equity
   Common stock, $.001 par value 100,000,000
     authorized 665,000 and 100,000 issued and
     outstanding, respectively ....................          665           100
   Additional Paid in Capital .....................        5,339           254
   Deficit Accumulated in the Development Stage ...       (6,004)       (2,854)
                                                         -------       -------
      Total Stockholders' Equity ..................            -        (2,500)
                                                         -------       -------
      Total Liabilities and Stockholders' Equity ..      $     -       $ 1,350
                                                         =======       =======

                 See accompanying notes to financial statements

                           Pop Starz Ventures 3, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                  From the Date
                                                                  of Inception
                                    For the Three Months Ended    August 7, 2008
                                            November 30,         to November 30,
                                        2008           2007            2008
                                    ------------   -----------   ---------------

General administrative expenses .   $     3,150    $         -     $     6,004
                                    -----------    -----------     -----------

Loss before provision for income
  tax ...........................        (3,150)             -          (6,004)
                                    -----------    -----------     -----------

Income tax expense ..............             -              -               -
                                    -----------    -----------     -----------

Net Loss ........................   $    (3,150)   $         -     $    (6,004)
                                    ===========    ===========     ===========

Basic and Diluted Loss per
  Common Share ..................   $     (0.02)   $         -     $     (0.03)
                                    ===========    ===========     ===========

Basic and Diluted Weighted Average
  Common Shares Outstanding .....       199,341              -         178,609
                                    ===========    ===========     ===========

                 See accompanying notes to financial statements

                               Pop Starz Ventures 3, Inc.
                              (A Development Stage Company)
                      Statements of Changes in Stockholders' Equity
                                       (Unaudited)
                                                              Deficit
                                                            Accumulated
                                                              in the          Total
                              Common Stock       Paid in    Development    Stockholders'
                           Shares     Amount     Capital       Stage          Equity
                           -------    -------    -------    -----------    -------------
Balance, August 7, 2008,
 date of inception .....         -    $     -    $     -      $     -         $     -

Proceeds from Founders
 shares issued at par
 value of $.001 on
 August 7, 2008 ........   100,000        100        254            -             354

Net Loss ...............         -          -          -       (2,854)         (2,854)
                           -------    -------    -------      -------         -------
Balance, August 31, 2008   100,000        100        254       (2,854)         (2,500)

Issuance of common stock
 for repayment of
 accounts payable-
 related party at $.01
 on November 14, 2008 ..   565,000        565      5,085            -           5,650

Net loss for the three
 months ended
 November 30, 2008 .....         -          -          -       (3,150)         (3,150)
                           -------    -------    -------      -------         -------
Balance,
 November 30, 2008
 (unaudited) ...........   665,000    $   665    $ 5,339      $(6,004)        $     -
                           =======    =======    =======      =======         =======

                     See accompanying notes to financial statements

                                            4

                                Pop Starz Ventures 3, Inc.
                               (A Development Stage Company)
                                 Statements of Cash Flows
                                        (Unaudited)
                                                                          From the date of
                                             For the Three Months Ended      Inception
                                                     November 30,          August 7, 2008
                                             --------------------------   to November 30,
                                                2008            2007            2008
                                             -----------    -----------   ----------------
OPERATING ACTIVITIES:
Net loss .................................   $    (3,150)   $         -     $    (6,004)
Adjustments to reconcile net income (loss)
 to net cash Provided (used) by operating
 activities:
   Issuance of common stock for repayment
    of accounts payable-related party ....             -              -               -
   Prepaid expenses ......................           500              -               -
   Accounts payable ......................        (1,250)             -               -
   Accounts payable-related party ........         3,050              -           5,650
                                             -----------    -----------     -----------
 Net Cash Used by Operating Activities ...          (850)             -            (354)
                                             -----------    -----------     -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...             -              -             354
                                             -----------    -----------     -----------
Net Cash Provided by Financing Activities              -              -             354
                                             -----------    -----------     -----------

Net Increase in Cash .....................          (850)             -               -
                                             -----------    -----------     -----------

Cash at Beginning of Period ..............           850              -               -
                                             -----------    -----------     -----------
Cash at End of Period ....................   $         -    $         -     $         -
                                             ===========    ===========     ===========

Supplemental Disclosures:
Cash paid for income taxes ...............   $         -    $         -     $         -
                                             ===========    ===========     ===========
Cash paid for interest ...................   $         -    $         -     $         -
                                             ===========    ===========     ===========

Non Cash Transactions:
   Issuance of common stock for repayment
    of Accounts payable related party ....   $     5,650    $         -     $     5,650
                                             ===========    ===========     ===========

                      See accompanying notes to financial statements

                                             5

                           POP STARZ VENTURES 3, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Pop Starz Ventures 3, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on August 7, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a "Business Combination") one or more domestic or international operating businesses.

As of November 30, 2008, the Company had not yet commenced any operations. All activity through November 30, 2008 relates to the Company's formation and fees related to filings with the Securities and Exchange Commission.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. "Accounting and Reporting By Development Stage Enterprises." The Company is subject to the risks associated with activities of development stage companies.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INCOME TAXES:

The Company complies with the provisions of SFAS No. 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

                           POP STARZ VENTURES 3, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount reported in the balance sheet for accrued liabilities and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

NOTE 2: RELATED PARTY TRANSACTIONS

On August 7, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

From the date of inception, August 7, 2008 through November 30, 2008, the Tucker Family Spendthrift Trust ("TFST") loaned the Company $5,650. On November 14, 2008, the TFST accepted 565,000 shares of common stock as repayment of the advances made to the Company.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY

At November 30, 2008, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At November 30, 2008 and May 31, 2008, there are 665,000 and 100,000 shares of common stock outstanding, respectively.

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year. There can be no assurance that the Company's efforts will be successful. As a result, the Company's independent registered public accountant has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended August 31, 2008 and through the three months ended November 30, 2008. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5: SUBSEQUENT EVENTS

In January, 2009, the Tucker Family Spendthrift Trust advanced funds to the Company totaling $861.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENT NOTICE

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pop Starz Ventures 3, Inc. I ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Pop Starz Ventures 3, Inc. was incorporated on August 7, 2008 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders and other expenses related to the our filing of our Form 10 on September 12, 2008 and our subsequent filings with the Securities and Exchange Commission.

The Company has not had any operating income from inception, August 7, 2008 to date. For the three months ended November 30, 2008, the registrant recognized net losses of $3,150. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. From the date of inception to November 30, 2008 the Company recognized a loss of $6,004.

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of November 30, 2008, we do not have any cash or cash equivalents. We will fund the costs of investigating and analyzing a suitable business combination through related party advances for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

      (i)   Filing of Exchange Act reports;

      (ii)  Officer and director's salaries and rent; and

      (iii) Consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended May 30, 2008.

Prior to consummating a business combination transaction, we do not anticipate:

      (i)   Any expenditures for research and development;

      (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

      (iii) Any significant change in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no interest bearing debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Ms. Michelle Tucker our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, which disclosed no significant deficiencies or material weaknesses, Ms. Tucker, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting her to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company's Registration Statement on Form 10 as filed with the United States Securities and Exchange Commission on September 12, 2008.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

On November 14, 2008, the Company issued 565,000 shares of common stock to the Tucker Family Spendthrift Trust at $.01 as repayment for $5,650 in advances made to the Company outstanding through that date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

 Exhibit
   No.                          Title of Document
--------   ----------------------------------------------------------
     3.1   Certificate of Incorporation (1)

      31   Certification of the Chief Executive & Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002. (2)

      32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
_________

(1) incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on September 12, 2008

(2) Filed herewith

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

January 12, 2009        /s/ Michelle Tucker
                        --------------------------------------------------------
                        Michelle Tucker, Chief Executive and Financial Officer