Form 10-Q
period 2009-02-28
Pop Starz Ventures 3, Inc.
filed 2009-04-13
CIK 1444703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: FEBRUARY 28, 2009

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  305-407-9052
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes |_| No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [X] Yes |_| No

As of April 9, 2009 there are 665,000 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 3, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                       February 28,   August 31,
                                                          2009           2008
                                                       -----------    ---------
                                                       (unaudited)    (audited)

                                     ASSETS

Current Assets:
   Cash ..........................................       $     -       $   850
   Prepaid expense ...............................             -           500
                                                         -------       -------

      Total Assets ...............................       $     -       $ 1,350
                                                         =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Account payable ...............................       $     -       $ 1,250
   Account payable-related party .................         1,920         2,600
                                                         -------       -------
      Total Current Liabilities ..................         1,920         3,850
                                                         -------       -------

Total Liabilities ................................         1,920         3,850
                                                         -------       -------

Stockholders' Equity
   Common stock, $.001 par value 100,000,000
     authorized 665,000 and 100,000 issued
     and outstanding, respectively ...............           665           100
   Additional Paid in Capital ....................         5,339           254
   Deficit Accumulated in the Development Stage ..        (7,924)       (2,854)
                                                         -------       -------
      Total Stockholders' Equity .................        (1,920)       (2,500)
                                                         -------       -------
      Total Liabilities and Stockholders' Equity .       $     -       $ 1,350
                                                         =======       =======

                 See accompanying notes to financial statements

                                        Pop Starz Ventures 3, Inc.
                                      (A Development Stage Company)
                                         Statements of Operations
                                                Unaudited
                                                                                           From the Date
                                          For the Three Months     For the Six Months      of Inception
                                                 Ended                   Ended            August 7, 2008
                                              February 28,            February 28,        to February 28,
                                            2009        2008        2009        2008           2009
                                          --------    --------    --------    --------    ---------------
General administrative expenses .......   $  1,920    $      -    $  5,070    $      -       $  7,924
                                          --------    --------    --------    --------       --------

Loss before provision for income tax ..     (1,920)          -      (5,070)          -         (7,924)
                                          --------    --------    --------    --------       --------

Income tax expense ....................          -           -           -           -              -
                                          --------    --------    --------    --------       --------

Net Loss ..............................   $ (1,920)   $      -    $ (5,070)   $      -       $ (7,924)
                                          ========    ========    ========    ========       ========

Basic and Diluted Loss per Common Share   $      -    $      -    $  (0.01)   $      -       $  (0.02)
                                          ========    ========    ========    ========       ========

Basic and Diluted Weighted Average
  Common Shares Outstanding ...........    665,000           -     430,884           -        392,146
                                          ========    ========    ========    ========       ========

                              See accompanying notes to financial statements

                                                    3

                                Pop Starz Ventures 3, Inc.
                              (A Development Stage Company)
                      Statements of Changes in Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                                 in the          Total
                                   Common Stock     Paid in   Development   Stockholders'
                                 Shares    Amount   Capital      Stage         Equity
                                --------   ------   -------   -----------   -------------
Balance, August 7, 2008, date
 of inception ...............          -   $    -   $     -   $        -    $          -

Proceeds from Founders shares
 issued at par value of $.001
 on August 7, 2008 (audited)     100,000      100       254            -             354

Net Loss ....................          -        -         -       (2,854)         (2,854)
                                --------   ------   -------   ----------    ------------
Balance, August 31, 2008 ....    100,000      100       254       (2,854)         (2,500)

Issuance of common stock for
 repayment of related-party
 at $.01 on November 14, 2008    565,000      565     5,085            -           5,650

Net loss for the six months
 ended February 28, 2009 ....          -        -         -       (5,070)         (5,070)
                                --------   ------   -------   ----------    ------------
Balance, February 28, 2009
 (unaudited) ................    665,000   $  665   $ 5,339   $   (7,924)   $     (1,920)
                                ========   ======   =======   ==========    ============

                      See accompanying notes to financial statements

                                            4

                              Pop Starz Ventures 3, Inc.
                            (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)
                                                For the Six Months     From the date
                                                      Ended            of Inception
                                                   February 28,       August 7, 2008
                                                ------------------    to February 28,
                                                  2009       2008          2009
                                                -------    -------    ---------------
OPERATING ACTIVITIES:
Net loss ....................................   $(5,070)   $     -        $(7,924)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Prepaid expenses .........................       500          -              -
   Accounts payable .........................    (1,250)         -              -
   Accounts payable-related party ...........     4,970          -          7,570
                                                -------    -------        -------
Net Cash Used by Operating Activities .......      (850)         -           (354)
                                                -------    -------        -------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......         -          -            354
                                                -------    -------        -------
Net Cash Provided by Financing Activities ...         -          -            354
                                                -------    -------        -------

Net Increase in Cash ........................      (850)         -              -
                                                -------    -------        -------

Cash at Beginning of Period .................       850          -              -
                                                -------    -------        -------
Cash at End of Period .......................   $     -    $     -        $     -
                                                =======    =======        =======


Supplemental Disclosures:
Cash paid for income taxes ..................   $     -    $     -        $     -
                                                =======    =======        =======
Cash paid for interest ......................   $     -    $     -        $     -
                                                =======    =======        =======

Non Cash Transactions:
  Issuance of common stock for repayment of
     Accounts payable related party .........   $ 5,650    $     -        $ 5,650
                                                =======    =======        =======

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

As of February 28, 2009, the Company had not yet commenced any operations. All activity through February 28, 2009 relates to the Company's formation and fees related to filings with the Securities and Exchange Commission.

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

shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

From the date of inception, August 7, 2008 through February 28, 2009, the Tucker Family Spendthrift Trust ("TFST") loaned the Company $7,570.

On November 14, 2008, the TFST accepted 565,000 shares of common stock as repayment of $5,650 of the advances made to the Company.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY:

At February 28, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At February 28, 2009 and August 31, 2008, there are 665,000 and 100,000 shares of common stock outstanding, respectively.

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year. There can be no assurance that the Company's efforts will be successful. As a result, the Company's independent registered public accountant has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended August 31, 2008 and also for the six month period ended February 28, 2009. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has not had any operating income from inception, August 7, 2008 to date. For the three months ended February 28, 2009, the registrant recognized a net loss of $1,920. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. From the date of inception to February 28, 2009 the Company recognized a loss of $7,924.

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of February 28, 2009, we do not have any cash or cash equivalents. We will fund the costs of investigating and analyzing a suitable business combination through related party advances for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

           (i)   Filing of Exchange Act reports;

           (ii)  Officer and director's salaries and rent; and

           (iii) Consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended May 31, 2008.

Prior to consummating a business combination transaction, we do not anticipate:

           (i)   Any expenditures for research and development;

           (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

           (iii) Any significant change in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that such information is communicated to the management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and based on that evaluation, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

April 13, 2009      /s/ Michelle Tucker
--------------------------------------------------------------------------
                    Michelle Tucker, Chief Executive and Financial Officer