Form 10-Q
period 2009-05-31
Pop Starz Ventures 3, Inc.
filed 2009-07-09
CIK 1444703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MAY 31, 2009

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

                                  818-539-6507
                           (Issuer's telephone number)

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

As of June 27, 2009 there are 1,045,000 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Pop Starz Ventures 3, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                         May 31,      August 31,
                                                          2009           2008
                                                       -----------    ---------
                                                       (unaudited)    (audited)

                                     ASSETS

Current Assets:
   Cash ..........................................       $     -       $   850
   Prepaid expense ...............................             -           500
                                                         -------       -------

      Total Assets ...............................       $     -       $ 1,350
                                                         =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Account payable ...............................       $     -       $ 1,250
   Account payable-related party .................         3,740         2,600
                                                         -------       -------
      Total Current Liabilities ..................         3,740         3,850
                                                         -------       -------

Total Liabilities ................................         3,740         3,850
                                                         -------       -------

Stockholders' Equity
   Common stock, $.001 par value 100,000,000
     authorized 665,000 and 100,000 issued
     and outstanding, respectively ...............           665           100
   Additional Paid in Capital ....................         5,339           254
   Deficit Accumulated in the Development Stage ..        (9,744)       (2,854)
                                                         -------       -------
      Total Stockholders' Equity .................        (3,740)       (2,500)
                                                         -------       -------
      Total Liabilities and Stockholders' Equity .       $     -       $ 1,350
                                                         =======       =======

                 See accompanying notes to financial statements

                                        Pop Starz Ventures 3, Inc.
                                      (A Development Stage Company)
                                    Unaudited Statements of Operations
                                                                                           From the Date
                                          For the Three Months     For the Nine Months      of Inception
                                                  Ended                   Ended            August 7, 2008
                                                 May 31,                 May 31,             to May 31,
                                            2009        2008        2009        2008           2009
                                          --------    --------    --------    --------    ---------------
General administrative expenses .......   $  1,680    $      -    $  6,890    $      -       $  9,744
                                          --------    --------    --------    --------       --------

Loss before provision for income tax ..     (1,680)          -      (6,890)          -         (9,744)
                                          --------    --------    --------    --------       --------

Income tax expense ....................          -           -           -           -              -
                                          --------    --------    --------    --------       --------

Net Loss ..............................     (1,680)          -      (6,890)          -         (9,744)
                                          ========    ========    ========    ========       ========

Basic and Diluted Loss per Common Share   $      -    $      -    $  (0.01)   $      -       $  (0.02)
                                          ========    ========    ========    ========       ========

Basic and Diluted Weighted Average
  Common Shares Outstanding ...........    665,000           -     509,780           -        476,667
                                          ========    ========    ========    ========       ========

                              See accompanying notes to financial statements

                                                    3

                                Pop Starz Ventures 3, Inc.
                              (A Development Stage Company)
                       Statement of Changes in Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                                 in the          Total
                                   Common Stock     Paid in   Development   Stockholders'
                                 Shares    Amount   Capital      Stage         Equity
                                --------   ------   -------   -----------   -------------
Balance, August 7, 2008, date
 of inception ...............          -   $    -   $     -   $        -    $          -

Proceeds from Founders shares
 issued at par value of $.001
 on August 7, 2008 (audited)     100,000      100       254            -             354

Net Loss ....................          -        -         -       (2,854)         (2,854)
                                --------   ------   -------   ----------    ------------
Balance, August 31, 2008 ....    100,000      100       254       (2,854)         (2,500)

Issuance of common stock for
 repayment of accounts
 payable- related-party
 at $.01 on November 14, 2008    565,000      565     5,085            -           5,650

Net loss for the nine months
 ended May 31, 2009 .........          -        -         -       (6,890)         (6,890)
                                --------   ------   -------   ----------    ------------
Balance, May 31, 2009
 (unaudited) ................    665,000   $  665   $ 5,339   $   (9,744)   $     (3,740)
                                ========   ======   =======   ==========    ============

                      See accompanying notes to financial statements

                                            4

                              Pop Starz Ventures 3, Inc.
                            (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)
                                                For the Nine Months    From the date
                                                       Ended            of Inception
                                                      May 31,          August 7, 2008
                                                -------------------      to May 31,
                                                  2009        2008          2009
                                                -------     -------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................   $(6,890)    $     -        $(9,744)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Prepaid expenses .........................       500           -              -
   Accounts payable .........................    (1,250)          -              -
   Accounts payable-related party ...........     6,790           -          9,390
                                                -------     -------        -------
Net cash used by operating activities .......      (850)          -           (354)
                                                -------     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......         -           -            354
                                                -------     -------        -------
Net cash provided by financing activities ...         -           -            354
                                                -------     -------        -------

Net (decrease) in cash ......................      (850)          -              -
                                                -------     -------        -------

Cash at beginning of period .................       850           -              -
                                                -------     -------        -------
Cash at end of period .......................   $     -     $     -        $     -
                                                =======     =======        =======


SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes ..................   $     -     $     -        $     -
                                                =======     =======        =======
Cash paid for interest ......................   $     -     $     -        $     -
                                                =======     =======        =======

NON CASH TRANSACTIONS:
  Issuance of common stock for repayment of
     accounts payable-related party .........   $ 5,650     $     -        $ 5,650
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

As of May 31, 2009, the Company had not yet commenced any operations. All activity through May 31, 2009 relates to the Company's formation and fees related to filings with the Securities and Exchange Commission.

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

INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount reported in the balance sheet for accounts payable and accounts payable-related party approximate their fair market value based on the short-term maturity of these instruments.

NOTE 2: RELATED PARTY TRANSACTIONS

On August 7, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

From the date of inception, August 7, 2008 through May 31, 2009, the Tucker Family Spendthrift Trust ("TFST") has loaned the Company $9,390.

On November 14, 2008, the TFST accepted 565,000 shares of common stock as repayment of $5,650 of the advances made to the Company.

The Company has been provided office space, telephone and secretarial services from our President, without charge.

NOTE 3: STOCKHOLDERS' EQUITY:

At May 31, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At May 31, 2009 and August 31, 2008, there are 665,000 and 100,000 shares of common stock outstanding, respectively.

NOTE 4: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its shareholders and additional equity investments, which will enable the Company to continue operations for the coming year. There can be no assurance that the Company's efforts will be successful. As a result, the Company's independent registered public accountant has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended August 31, 2008 and also for the nine month period ended May 31, 2009. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5: SUBSEQUENT EVENTS

During June 2009, TFST advanced the Company $1,880. On June 24, the Board of Director's authorized the issuance of 380,000 shares of common stock as repayment of $3,800 of the advances received from the TFST.

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

The Company has not had any operating income from inception, August 7, 2008 to date. For the three and nine months ended May 31, 2009, the registrant recognized a net loss of $1,680 and $6,890, respectively. Expenses from inception were comprised of costs mainly associated with legal, accounting and filing fees. From the date of inception to May 31, 2009 the Company recognized a loss of $9,744.

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of May 31, 2009, we do not have any cash or cash equivalents. We will fund the costs of investigating and analyzing a suitable business combination through related party advances for the next 12 months. If our efforts are unsuccessful within that period, we may have to seek additional funds.

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

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2009, the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. While the Company believes that it will succeed in attracting additional capital and generate capital from operations, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to locate an operating company with which to merge. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On June 24, 2009, the Company issued 380,000 shares of common stock to the Tucker Family Spendthrift Trust at $.01 as repayment for $3,800 of the advances made to the Company through that date.

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
     3.1   Certificate of Incorporation (1)

      31   Certification of the Chief Executive & Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002. (2)

      32 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
_________

(1) Incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on September 12, 2008

(2) Filed herewith


                                    SIGNATURE

                                            POP STARZ VENTURES 3, INC.
                                            (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 9, 2009                         /s/ Michelle Tucker
--------------------------------------------------------------------------
                    Michelle Tucker, Chief Executive and Financial Officer