Form 10-K
period 2009-08-31
CATALYST GROUP HOLDINGS CORP.
filed 2009-12-11
CIK 1444703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Commission File Number) 000-53412

CATALYST GROUP HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-3142811
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

1739 Creekstone Circle, San Jose, CA	95133
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 691-0806

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Check whether the registrant is a shell company Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $-0-

As of December 11, 2009 there were a total of 1,045,000 shares of common stock issued and outstanding.

PART I

FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company’s actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS

Overview and history

Catalyst Group Holdings Corp. f/k/a Pop Starz Ventures 3, Inc. (a development stage company) (“the Company”) was incorporated in the State of Delaware on August 7, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a “Business Combination”) one or more domestic or international operating businesses.

As of August 31, 2009, the Company had not yet commenced any operations. All activity through August 31, 2009 relates to the Company’s formation and fees related to filings with the Securities and Exchange Commission.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Accounting Standards Codifications(“ASC”) No. 915. “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.

CURRENT BUSINESS STRATEGY

The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

EFFECT OF STATUS AS A “SHELL” COMPANY

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell the restricted securities pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect.

Our exclusive source of funding to date have been from its former parent company, Beta Music Group, and Michelle Tucker and affiliates thereto either through sales of our common stock or from loans, as described elsewhere in this Report (see “Certain Relationships and Related Transactions”).

EMPLOYEES

We have no employees

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY

None

ITEM 6. SELECTED FINANCIAL DATA

None

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2009 COMPARED TO PERIOD ENDING AUGUST 31, 2008

Total expenses increased from $2,854 to $67,881for the year ending August 31, 2009 as compared to the period ending August 31, 2008. This is partly due to the fact that there were only 24 days in the period ending August 31, 2008. Also, in the period ending August 31, 2009 there were expenses incurred in connection with the sale of the shell to Kenneth Green.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009 we had no cash or current assets. Current liabilities were $233 and stockholders deficit was $60,931.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATALYST GROUP HOLDINGS CORP.

Index to Financial Statements

____________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members of

Catalyst Group Holdings Corp.

(formerly Pop Starz Ventures 3, Inc.)

(a development stage enterprise)

We have audited the accompanying balance sheet of Catalyst Group Holdings Corp. as of August 31, 2009 and the related statements of operation, changes in stockholders’ equity and cash flows for the year ended August 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Group Holdings Corp. as of August 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

Houston, Texas

malone-bailey.com

December 11, 2009

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2009	(Unaudited) August 31, 2008
ASSETS
Current Assets
Cash	$—	$850

Total Current Assets	—	850

Other Assets
Prepaid expenses	—	500
Due from Ken Green	15,000	—
Total Other Assets	15,000	500

TOTAL ASSETS	15,000	1,350

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities

Accounts payable	$233	$1,250
Total Accounts Payable	233	1,250

Other Current Liabilities
Due to CFGI	73,859	—
Due to TFST	1,839	2,600
Total Other Current Liabilities	75,698	2,600

Total Liabilities	75,931	3,850

Stockholders' Deficit
Additional Paid in Capital	8,759	254
Common Stock $.001 par value 100,000,000 authorized 1,045,000 and 100,000 issued and outstanding	1,045	100
Deficit accumulated during development stage	(70,735)	(2,854)
Total Shareholder's Deficit	(60,931)	(2,500)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$15,000	$1,350

See accompanying notes to the consolidated financial statements

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A Development Stage Company)

Consolidated Statement of Expenses

	Year Ended August 31, 2009	(Unaudited) August 7, 2008 (inception) - August 31, 2008	(Unaudited) August 7, 2008 (inception) - August 31, 2009
Expenses
General & Administrative	$67,881	$2,854	$70,735
Total Expense	67,881	2,854	70,735
Net Loss	$(67,881)	$(2,854)	$(70,735)

Deficit accumulated during development stage	$(67,881)	$(2,854)	$(70,735)

Weighted average common shares	619,699	100,000	N/A

Basic and diluted loss per common share	$(0.11)	$(0.03)	N/A

See accompanying notes to consolidated financial statements

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year Ended August 31, 2009	(Unaudited) August 7, 2008 (inception) - August 31, 2008	(Unaudited) August 7, 2008 (inception) - August 31, 2009
OPERATING ACTIVITIES
Net Deficit accumulated during development stage	$(67,881)	$(2,854)	$(70,735)
Adjustments to reconcile Net Income to net cash provided by operations:
Prepaid Expenses	500	(500)	—
Accounts payable	(72)	1,250	1,178

Net cash provided (used) by Operating Activities	(67,453)	496	(66,957)

INVESTING ACTIVITIES
Due from Ken Green	(15,000)	—	(15,000)
Net cash used in Investing Activities	(15,000)	—	(15,000)

FINANCING ACTIVITIES
Due to CFGI	81,603	—	81,603
Due to TFST	—	2,600	2,600
Additional Paid in Capital for expenses	—	—	—
Issuances of Common Stock for expenses	—	354	354
Net cash provided by Financing Activities	81,603	2,954	84,557

Net change in cash for the period	(850)	3,450	2,600
Cash at beginning of period	850	—	—
Cash at end of period	$—	$850	$—

NON CASH FINANCING ACTIVITIES
Issuance of common stock for repayment of AP related party	9,450	—	9,450

See accompanying notes to consolidated financial statements

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A Development Stage Company)

Statement of Changes in Stockholders Deficit

For the period August 7, 2008 through August 31, 2009

	Common stock			Additional
	Shares	Amount	Deficit	Paid in capital	Total

August 7, 2008	0	0	0	0	0

Proceeds from founders shares shares issued at par value of $.001 on August 7, 2008	100,000	100	—	254	354

Loss August 31, 2008	—	—	(2,854)	—	(2,854)

Issuance of common stock for repayment of accounts payable-related-party at $.01	945,000	945	—	8,505	9,450

Loss August 31, 2009	—	—	(67,881)	—	(67,881)

Balance	1,045,000	1,045	(70,735)	8,759	(60,931)

See accompanying notes to financial statements

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Catalyst Group Holdings Corp. (a development stage company) (“the Company”) was incorporated in Delaware on August 7, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination in one or more domestic or international operating businesses.

As of August 31, 2009, the Company had not yet commenced any operations. All activity through August 31, 2009 relates to the Company’s formation. The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Accounting Standards Codification (“ASC”) No. 915. “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

INCOME (LOSS) PER SHARE:

In accordance with ASC 260, “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2009 and 2008, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: RELATED PARTY TRANSACTIONS

On August 7, 2008, in connection with the formation of the Company, the founder of the Company received 100,000 shares of common stock from the Company for an aggregate of $354, or $.001 per share.

In August 2008, the Tucker Family Spendthrift Trust, a related party, advanced $2,600 to the Company. The advance is considered short-term in nature, and is non-interest bearing. During the year ended August 31, 2009, the Tucker Family Spendthrift Trust (“TFST”) loaned the Company an additional $8,689. As of August 31, 2009 the total advanced was $11,289.

TFST has accepted 945,000 shares of common stock as repayment of $9,450 of the advances made to the Company.

Ken Green has borrowed $15,000 from the operating funds (which are controlled by Watkins Worldwide via Llew Watkins.)

The amount due to CFGI is $73,859.

NOTE 3: STOCKHOLDERS’ EQUITY:

100,000 shares of founders stock was issued at inception of the company. 945,000 additional shares were issued for repayment of Accounts Payable.

NOTE 4 INCOME TAXES

ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has net operating loss carry forwards at August 31, 2009 and 2008 for tax purposes totaling $67,881 and $2,854, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at August 31, 2009 and 2008 are as follows:

	August 31,
	2009	2008

Net operating loss carry forwards	$10,610	$2,854

Less: valuation allowance	(10,610)	(2,854)
	$—	$—

CATALYST GROUP HOLDINGS CORP.

(formerly Pop Starz Ventures 3, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from its Parent, The Next Pop Star, Inc. and additional equity investments, which will enable the Company to continue operations for the coming year.

NOTE 6: SUBSEQUENT EVENTS

Change in Control: On September 9th 2009 945,000 shares of common stock were acquired by Catalyst Financial Group, Inc. for investment purposes for $19,000.

As part of the transaction, the following were cancelled:

(a) Any employment agreements, stock purchase agreements, stock option agreements, convertible instruments and outstanding warrants of any kind whatsoever, by and between, or among, the Seller and the Company; and

(b) Any loan agreements, expense reimbursement agreements, payment agreements, or monetary agreements of any kind whatsoever, by and between the Seller and the Company.

Immediately following, closing Michelle Tucker resigned her position as director and Ken Green was appointed sole director and sole officer.

The company changed its name to Catalyst Group Holdings Corp.

Acquisition: On November 17, 2009 the registrant acquired 100% of Real Estate Promotional Services, Inc. for $250,000 subject to delivery of audited financial statements and compliance with other conditions set forth in the stock purchase agreement. There is a 6 month convertible note that bears an interest rate of 10% and has a conversion ratio of 1 share of common stock for every $1 outstanding.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were not effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at August 31, 2009, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNENCE.

Michelle Tucker, age 50, has served as our President and Chief Executive Officer since January 2008, and has served on our Board of Directors since inception. She also serves as an officer and director of Beta Music Group, Inc. and Apollo Entertainment Group, Inc. Ms. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Ms Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

Kenneth Green President/CEO/CFO/Secretary/Treasurer: Mr. Green serves as a management consultant specializing in marketing, sales, business analysis, organizational management, information systems implementation, consumer product marketing promotions, consumer trade shows, and strategic alliances for charter airline operations, FBO’s, a major national food retailer chain, commercial fuel distributors, commercial construction operations, automobile dealers, automobile parts distributors, aviation parts distributors, wineries, craft breweries, artisan dairies, organic food operations, merchant banks, capital leasing companies, and other middle market operations. Aviation projects frequently required interface with various Federal agencies---DOD, and FAA, founded Catalyst Ventures Inc (CTLV:OTCBB), founded Catalyst Financial Group Inc (CATG), and The Artisan Food Group, a specialty food production holding company. In 1981 Mr. Green graduated from San Jose State University, San Jose, California with a Bachelor of Science Degree in Marketing. In 1987 Mr Green graduated from the University of Phoenix, San Jose Extension Campus MBA Program.

As indicated below, Ken Green took over these positions subsequently.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

None

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

ITEM 11. EXECUTIVE COMPENSATION

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 16, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 11, 2009, we had 1,045,000 shares of common stock issued and outstanding.

As of December 11, 2009, the following directors and executive officers owned the following shares:

Title of	Name and Address of	Shares Beneficially Owned (1)
Class	Beneficial Owner	Number	Percent of Class

Common Stock	Beta Music Group	100,000	10%
	7359 Ballantral Ct.
	Boca Raton, FL 33496

	Catalyst Financial Group Inc.	945,000	90%
	1739 Creekstone Circle
	San Jose, CA 95133

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Our director as of August 31 is Micelle Tucker. Ms. Tucker is also our President and Chief Executive and is therefore not considered independent.

As indicated below, Ken Green took over these positions subsequently.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered was $5,000 (Malone & Bailey) and $3,100 (prior auditor) for the audit of our annual financial statements for the fiscal years ended August 31, 2009 and 2008, respectively, and the reviews of the financial statements included in our Forms 10-Q for those fiscal years.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.”

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended August 31, 2009 and 2008.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1 *

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST GROUP HOLDINGS CORP.

Date: December 11, 2009	By: /s/ Kenneth Green

Kenneth Green

Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 11, 2009	By: /s/ Kenneth Green

Kenneth Green

Chief Executive Officer, Chief Financial Officer and Director