Form 10-Q
period 2009-11-30
CATALYST GROUP HOLDINGS CORP.
filed 2010-05-04
CIK 1444703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

 Commission File No. 000-53412

CATALYST GROUP HOLDINGS CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware	26-3142811
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1739 Creekstone Circle, San Jose, CA 95133
(Address of principal executive offices)

(408) 691-0806
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

As of May 4, 2010 there are 1,045,000 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Catalyst Group Holdings Corp
Balance Sheets (unaudited)
		Catalyst Group
	Consolidated	Holdings Corp.
	November 30, 2009	August 31, 2009

Assets
Current Assets:
Cash	$8,856	$-
Accounts Receivable	3,593	-
Total current Assets	12,449	-

Other Assets:
Goodwill	288,401	-
Intangible, net amortization $694	49,306	-
Other asset	1,422	-
Due from related parties	-	15,000

Total assets	$351,578	$15,000

Liaibilites & Stockholders' equity
Current Liabilities:
Accounts payable	$-	$233
Notes payable	93,817	-
Due to related parties	-	75,698
Convertible loan payable	250,000	-
Total liabilities	343,817	75,931

Common stock $.001 par value 100,000,000 authorized 1,045,000 issued and outstanding	1,045	1,045
Additional paid in capital	84,457	8,759
Accumulated deficit	(77,741)	(70,735)

Total Stockholders' Equity	7,761	(60,931)

Total Liabilities & Stockholders' Equity	$351,578	$15,000

Catalyst Group Holdings Corp
Statements of Operations (unaudited)

		(Predecessor)		(Predecessor)
	Consolidated	REP's	Consolidated	REP's
	3 Months Ended	September 1, 2009-	November 17, 2009-	3 Months Ended
	November 30, 2009	November 16, 2009	November 30, 2009	November 30, 2008

Revenue	$9,647	$61,018	$-	$86,893

General & Administrative Expenses	15,575	222,729	3,150	36,588

Amortization Expense	694

Interest Expense	384	7,758	-	1,265

Net income( loss)	$(7,006)	$(169,469)	$(3,150)	$49,040

Net loss per common share (basic and diluted):	$(0.01)	$-	$(0.02)	$-

Weighted average common shares outstanding (basic and diluted):	1,045,000	-	199,341	-

Catalyst Group Holdings Corp
Statement of Cash flows (unaudited)

		(Predecessor)	Consolidated	(Predecessor)
	Consolidated	REP's		REP's
	3 Months Ended	September 1, 2009-	November 17, 2009	3 Months Ended
	November 30, 2009	November 16, 2009	November 30, 2009	November 30, 2008
OPERATING ACTIVITIES
Net Income (loss)	$(7,006)	$(169,469)	$(3,150)	$49,040
Adjustments to reconcile Net Income
to net cash provided by operations:
Prepaid	-	-	500	-
Amortization	694	-	-	-
Accounts payable	(233)	6,334	(1,250)	-
Accounts Receivable	15,386	22,528	-	(4,944)
Other assets	(1,422)	-	-	-
Sales Tax Payable	-	-	-	(295)
Due from Ken Green	-	-	-	-
Net cash provided by (used in) operations	7,419	(140,607)	(3,900)	43,801

INVESTING ACTIVITIES
Cash received in acquistion	1,886	-	-	-
Net cash provided by (used in) operations	1,886	-	-	-

FINANCING ACTIVITIES
Contribution to capital	-	-	5,085	-
Due to TFST	-	-	(2,600)	-
Lines of credit	(449)	93,252	-	(35,395)
Stock issuances for a/p	-	-	565	-
Change in loans	-	33,910	-	(2,921)
Distributions to owners	-	(1,100)	-	(3,975)
Net cash provided by (used in) financing activities:	(449)	126,062	3,050	(42,291)

Net cash increase for period	8,856	(14,545)	(850)	1,510
Cash at beginning of period		16,431	850	(45,622)
Cash at end of period	8,856	1,886	-	(44,112)

Reclass A/P related party to contributed capital	$75,698	$-	$-	$-
Issuance of stock for repayment of A/P-related	$-	$-	$5,650	$-
Acquisition of REPS through convertible debt	$250,000	$-	$-	$-
Loans acquired by Catalyst	$94,266	$-	$-	$-
Intangibles acquired by Catalyst	$340,287	$-	$-	$-
Accounts Receivable acquired	$3,979	$-	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Catalyst Group Holdings Corp
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Catalyst Group Holdings Corp. ("the Company") was incorporated in the State of Delaware on August 7, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a "Business Combination") one or more domestic or international operating businesses.

Acquisition: On November 17, 2009 the registrant acquired 100% of Real Estate Promotional Services, Inc. (REPS)  for $250,000 subject to delivery of audited financial statements and compliance with other conditions set forth in the stock purchase agreement. There is a 6 month convertible note that bears an interest rate of 10% and has a conversion ratio of 1 share of common stock for every $1 outstanding.

REPS is considered the predecessor entity due to the fact that Catalyst was a development stage enterprise and was much smaller than REPS.

PREDECESSOR

REPS is considered to be the predecessor entity due to the fact that Catalyst was a development stage enterprise and was much smaller than REPS. These financial statements include the accounts of REPS’. The accompanying financial statements have been prepared to present the statements of financial position of REPS’ and statements of operations and cash flows of REPS’ for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using REPS’ specific information maintained within its books and records.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Due to the acquisition of Reps’, the registrant is no longer a development stage company.

NOTE 2: PURCHASE OF REP’S WEB

On November 16, 2009, we agreed to purchase all of the issued and outstanding shares of common stock of REPS in consideration for the issuance of a convertible debenture in the amount of $250,000. The convertible debenture provides for interest at the rate of 10% per annum and will be due and payable six months from the closing date of the transaction. The debenture may be converted into shares of the Company’s common stock at the conversion rate of $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

REPS is a printing company that designs and delivers marketing collateral for the real estate industry and individual/small businesses. Our products include postcards, brochures, business cards, and Web site development.

Catalyst Group Holdings Corp

A large percentage of REPS’ revenue comes from real estate agents. REPS intends to diversify its client base to more individuals and small businesses. The sales cycle for REPS is very rapid; most orders are produced and sold in two days.

The acquisition of REPS’ is  accounted for as a purchase and the operations of the company will be consolidated with those of Catalyst as of November 16, 2009. The parties determined that the effective date of the acquisition was November 16, 2009, the date of which Catalyst assumes all the responsibility for any losses or profits that might be incurred during the period.

The $250,000 purchase price will be allocated as follows based upon the fair value of the acquired assets, and liabilities assumed as determined by management.

Cash	$1,886
Accounts receivable	3,979
Goodwill	288,401
Intangible assets	50,000
Accrued liabilities	(94,266)

Total	$250,000

The $50,000 of acquired intangible assets (customer list/company name) has a useful life of approximately 3 years. As of November 30, 2009 accumulated amortization for the intangible asset was $694.

NOTE 3: RELATED PARTY TRANSACTIONS

The payables of $75,698 to CFGI and TFST were forgiven by each and added to additional paid in capital.

NOTE 4: NOTES PAYABLE

Through the acquisition of REPS’ Catalyst acquired the following notes:

On November 16, 2009, we agreed to purchase all of the issued and outstanding shares of common stock of REPS in consideration for the issuance of a convertible debenture in the amount of $250,000. The convertible debenture provides for interest at the rate of 10% per annum and will be due and payable six months from the closing date of the transaction. The debenture may be converted into shares of the Company’s common stock at the conversion rate of $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

Catalyst Group Holdings Corp
The liabilities are business lines of credit from Wells Fargo and Chase which is accessed by a credit card. The credit limit is $79,000, the current interest rates are 6.75% and 19.99%, and balances are $44,242 and $22,528, respectively

The loan is a business instrument from Opticom Services in San Diego, California. The term of the loan is 10 years beginning in January 2000.  The original loan was made to Jeff Crowe, individually, and assumed by the Company in 2007. The loan carries an interest rate of 11.3% with monthly payments of $1,396. The note was deferred and has a balance of $25,651.

NOTE 5: STOCKHOLDERS' EQUITY:

At November 30, 2009, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At November 30, 2009 there are 1,045,000 shares of common stock outstanding.

NOTE 6: GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENT NOTICE

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Catalyst Group Holdings Corp. I ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Catalyst Group Holdings Corp. was incorporated on August 7, 2008 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

For the three months ended November 30, 2009, the registrant recognized a net loss of $5,509.

One of the Company's current business objective is to locate suitable business combination opportunities.

During the next 12 months we anticipate incurring costs related to:

           (i)   Filing of Exchange Act reports;

           (ii)  Officer and director's salaries and rent; and

           (iii) Consummating acquisitions.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern qualification on the consolidated financial statements of the Company for the quarter ended November 30, 2009.

Prior to consummating another business combination transaction, we do not anticipate:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no interest bearing debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under item 1 of the Company's Registration Statement on Form 10 as filed with the United States Securities and Exchange Commission on September 12, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

31	Certification of the Chief Executive & Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

_________
(1) Incorporated by reference to the Registrant's filing of Form 10 as filed with the Securities and Exchange Commission on September 12, 2008

(2) Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST GROUP HOLDINGS CORP. (Registrant)

May 4, 2010	By:	/s/ Kenneth Green
Kenneth Green
Chief Executive and Financial Officer