Form 10-Q
period 2010-02-28
CATALYST GROUP HOLDINGS CORP.
filed 2010-06-25
CIK 1444703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not(( check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

As of June 23, 2010 there are 1,652,682 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Catalyst Group Holdings Corp.
Balance Sheets (unaudited)

	February 28, 2010	August 31, 2009
Assets:
Current Assets
Accounts Receivable	$5,424	$-

Other Assets

Goodwill	288,401	-

Intangible Assets, net amortization $4,167	45,833	-

Due from Ken Green	-	15,000

Total assets	$339,658	$15,000

Liabilities:
Current Liabilities
Accounts Payable	$1,027	$233

Loan payable	353,825	-

Total Current Liabilities	354,852	233

Due to related parties	-	75,698

Total liabilities	354,852	75,931

Additional paid in capital	119,836	8,759

Common stock $.001 par value, 100,000,000 authorized, 1,265,480 and 1,045,480 issued and outstanding as of February 28, 2010 and November 30, 2009 respectively	1,265	1,045

Accumulated deficit	(136,295)	(70,735)

Total Stockholders Deficit	(15,194)	(60,931)

Total Liabilities & Stockholders Deficit	$339,658	$15,000

Catalyst Group Holdings Corp.
Statement of Operations (unaudited)

	Consolidated	Consolidated	REP's	REP's	(Predecessor)
	3 Months	6 Months	3 Months	6 Months	REP's	Consolidated
	Ended	Ended	Ended	Ended	September 1, 2009-	November 17, 2009-
	February 28, 2010	February 28, 2010	February 28, 2009	February 28, 2009	November 16, 2009	February 28, 2010

Revenue	$58,515	$68,162	$70,265	$157,158	$61,018	$58,515

General and administrative expenses	(113,264)	(129,917)	(45,446)	(80,031)	(222,729)	(116,414)

Operating loss	(54,749)	(61,755)	24,819	77,127	(161,711)	(57,899)

Interest expense	(3,805)	(3,805)	(3,025)	(6,290)	(7,758)	(3,805)

Net loss	$(58,554)	$(65,560)	$21,794	$70,837	(169,469)	(61,704)

Net loss per common share (basic and diluted)	$(0.05)	$(0.06)	$0.03	$0.16	-	(0.06)

Weighted Average common shares outstanding (basic and diluted)	1,111,144	1,077,889	665,000	430,884	-	1,102,796

Catalyst Group Holdings Corp.
Statement of Cash Flows (unaudited)

		(Predecessor)
	Consolidated	REP's
	6 Months	6 Months
	Ending	Ending
	February 28, 2010	February 28, 2009
OPERATING ACTIVITIES

Net loss	$(65,560)	$70,837
Adjustments to reconcile net loss
to net cash provided by operations:
Related party AR write off	15,000	-
Depreciation	4,167	-
Changes in operating assets and liabilities:
Accounts payable	794	(1,842)
Accounts Receivable	(1,445)	2,120
Net cash provided by Operating Activities	(47,044)	71,115

INVESTING ACTIVITIES

Cash acquired in acquisition	1,886	-
Net cash provided by Investing Activities	1,886	-

FINANCING ACTIVITIES
Owners Draw	-	(59,866)
Proceeds from loan	9,559	(2,281)
Stock for Cash	35,599	-
Net cash provided by Financing Activities	45,158	-

Net cash increase for period	-	8,968
Cash at beginning of period	-	-
Cash at end of period	$-	$8,968

Non-Cash Disclosures
Reclass A/P related party to contribute capital	$75,698
Intangibles acquired by Catalyst	$340,287
Acquisitions of REPS through convertible debt	$250,000
Loans acquired by catalyst	$94,266
Accounts receivable acquired	$3,979

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$-
Income taxes paid	$-

Catalyst Group Holdings Corp
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Catalyst Group Holdings Corp. ("the Company") was incorporated in Delaware on August 7, 2008 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination one or more domestic or international operating businesses.

Acquisition: On November 16, 2009 the registrant acquired 100% of Real Estate Promotional Services, Inc. (REPS)  for $250,000 subject to delivery of audited financial statements and compliance with other conditions set forth in the stock purchase agreement. There is a 6 month convertible note that bears an interest rate of 10% and has a conversion ratio of 1 common share for every $1 outstanding.

PREDECESSOR

REPS is considered to be the predecessor entity because Catalyst was a development stage enterprise and was much smaller than REPS. These financial statements include the accounts of REPS’. The accompanying financial statements have been prepared to present the statements of financial position of REPS’ and statements of operations and cash flows of REPS’ for inclusion in the Company’s Form S-1/A for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using REPS’ specific information maintained within its books and records.

Due to the acquisition of Reps’, the registrant is no longer a development stage company.

NOTE 2: PURCHASE OF REP’S WEB

On November 16, 2009, we purchased REPS in consideration for a convertible debenture for $250,000. The convertible debenture provides for interest at 10% per annum and will be due and payable six months from the purchase date. The debenture may be converted into common shares at $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

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

Catalyst Group Holdings Corp

The $250,000 purchase price will be allocated as follows based upon the fair value of the acquired assets, and liabilities assumed as determined by management.

Cash	$1,886
Accounts receivable	3,979
Goodwill	288,401
Intangible assets	50,000
Accrued liabilities	(94,266)

Total	$250,000

The $50,000 of acquired intangible assets (customer list/company name) has a useful life of approximately 3 years. As of February 28, 2010 accumulated amortization for the intangible asset was $4,861.

NOTE 3: RELATED PARTY TRANSACTIONS

Consulting and accounting fees of $33,958 were paid to 2 directors.

NOTE 4: NOTES PAYABLE

Through the acquisition of REPS’ Catalyst acquired the following notes:

The REPS purchase $250,000 convertible debenture, which carries interest at 10% per annum and will be due and payable six months from the closing date of the transaction. The debenture may be converted into shares of the Company’s common stock at the conversion rate of $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

The liabilities are business lines of credit from Wells Fargo and Chase which is accessed by a credit card. The credit limit is $79,000, the current interest rates are 6.75% and 19.99%, and balances are $44,232 and $22,413, respectively. There is a business line of credit from Capital One which is accessed by a credit card. The credit limit is $10,000  and the current interest rate is 12.9% and balance $8,684.

The loan is a business instrument from Opticom Services in San Diego, California. The term of the loan is 10 years beginning in January 2000.  The original loan was made to Jeff Crowe, individually, and assumed by the Company in 2007. The loan carries an interest rate of 11.3% with monthly payments of $1,396. The note was deferred and has a balance of $27,044.

NOTE 5: STOCKHOLDERS' EQUITY

At February 28, 2010, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At February 28, 2010 there are 1,265,480 shares of common stock outstanding.

During the three months ended February 28, 2010, there were 220,480 shares issued for cash of $35,599.

Catalyst Group Holdings Corp

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

NOTE 7: SUBSEQUENT EVENTS:

In May 2010, the $250,000 promissory notes issued in conjunction with the acquisition of Rep’s Web was extended for 6 months, until November 2010.

In May 2010, $58,863 was raised from existing shareholders for 387,202 additional shares to pay company expenses, most of which are filing preparation and consulting.

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

For the three months ended February 28, 2010, the registrant recognized a net loss of $58,554 as compared to a loss of $1,920 the prior year. For the six months ended February 28, 2010, the registrant recognized a net loss of $65,560 as compared to a loss of $5,070 the prior year.

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

CATALYST GROUP HOLDINGS CORP. (Registrant)

June 24, 2010	By:	/s/ Kenneth Green
Kenneth Green
Chief Executive and Financial Officer

/s/ Lincoln Ong	June 24, 2010
Lincoln Ong
Director

/s/ Bob Bates	June 24, 2010
Bob Bates
Director