Form 10-Q
period 2010-05-31
CATALYST GROUP HOLDINGS CORP.
filed 2010-08-04
CIK 1444703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

As of August 3, 2010 there are 1,775,771 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Catalyst Group Holdings Corp.
Balance Sheets (unaudited)

	May 31, 2010	August 31, 2009
Assets:
Current Assets
Cash	$21,907	$-

Other Assets

Goodwill	288,401	-

Intangible Assets, net amortization $8,334	41,666	-

Due from Ken Green	-	15,000

Total assets	$351,974	$15,000

Liabilities & Stockholders’ Deficit:
Current Liabilities
Accounts Payable	$25,482	$233

Accrued Liabilities	5,795	-

Convertible Debenture	250,000	-
Loan payable	104,170	-

Total Current Liabilities	385,447	233

Due to related parties	-	75,698

Total liabilities	385,447	75,931

Stockholders’ Deficit
Additional paid in capital	188,389	8,759

Common stock $.001 par value, 100,000,000 authorized, 1,775,771 and 1,045,480 issued and outstanding as of May 31, 2010 and August 31, 2009 respectively	1,776	1,045

Accumulated deficit	(223,638)	(70,735)

Total Stockholders Deficit	(33,473)	(60,931)

Total Liabilities & Stockholders Deficit	$351,974	$15,000

Catalyst Group Holdings Corp.
Statements of Operations (unaudited)

	Consolidated	Consolidated	REP's	REP's	(Predecessor)
	3 Months	9 Months	3 Months	9 Months	REP's	Consolidated
	Ended	Ended	Ended	Ended	September 1, 2009-	November 17, 2009-
	May 31, 2010	May 31, 2010	May 31, 2009	May 31, 2009	November 16, 2009	May 31, 2010

Revenue	$82,851	$151,013	$100,149	$257,307	$61,018	$141,366

General and administrative expenses	(161,761)	(291,678)	(76,975)	(210,683)	(222,729)	(278,175)

Operating income ( loss)	(78,910)	(140,665)	23,174	46,624	(161,711)	(136,809)

Interest expense	(8,433)	(12,238)	(342)	(13,632)	(7,758)	(12,238)

Net income (loss)	$(87,343)	$(152,903)	$22,832	$32,992	(169,469)	(149,047)

Net loss per common share (basic and diluted)	$(0.06)	$(0.12)	$-	$-	$-	$(0.11)

Weighted Average common shares outstanding (basic and diluted)	1,545,961	1,235,628	-	-	-	1,311,879

Catalyst Group Holdings Corp.
Statement of Cash Flows (unaudited)

		(Predecessor)
	Consolidated	REP's
	9 Months	9 Months
	Ending	Ending
	May 31, 2010	May 31, 2009
OPERATING ACTIVITIES

Net income (loss)	$(152,903)	$32,992
Adjustments to reconcile net loss
to net cash provided by operations:
Related party AR write off	15,000	-
Depreciation	8,334	-
Shares issued for services	10,200	-
Changes in operating assets and liabilities:
Accounts payable	31,045	29,837
Prepaid expense	-	100
Accounts Receivable	3,979	(10,036)
Net cash provided (used) by Operating Activities	(84,345)	52,893

INVESTING ACTIVITIES

Cash acquired in acquisition	1,886	-
Net cash provided by Investing Activities	1,886	-

FINANCING ACTIVITIES
Owners Draw	-	(47,761)
Proceeds from loan	9,904	-
Payment on loan	-	(5,132)
Stock for Cash	94,462	-
Net cash provided by Financing Activities	104,366	(52,893)

Net cash increase for period	21,907	-
Cash at beginning of period	-	-
Cash at end of period	$21,907	$-

Non-Cash Disclosures
Reclass A/P related party to contributed capital	$75,698	$-
Intangibles acquired by Catalyst	$340,287	$-
Acquisitions of REPS through convertible debt	$250,000	$-
Loans acquired by catalyst	$94,266	$-
Accounts receivable acquired	$3,979	$-

SUPPLEMENTAL CASHFLOW DISCLOSURE
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Acquisition: On November 16, 2009 the registrant acquired 100% of Real Estate Promotional Services, Inc. (REPS)  for $250,000 subject to delivery of audited financial statements and compliance with other conditions set forth in the stock purchase agreement. There was a 6 month convertible note that bears an interest rate of 10% and has a conversion ratio of 1 common share for every $1 outstanding.  The note was extended an additional six months with an extended due date of November 16, 2010.

PREDECESSOR

REPS is considered to be the predecessor entity because Catalyst was a development stage enterprise and was much smaller than REPS. These financial statements include the accounts of REPS’. The accompanying financial statements have been prepared to present the statements of financial position of REPS’ and statements of operations and cash flows of REPS’ for inclusion in the Company’s Form S-1/A for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using REPS specific information maintained within its books and records.

Due to the acquisition of Reps, the registrant is no longer a development stage company.

NOTE 2: PURCHASE OF REPS

On November 16, 2009, we purchased REPS in consideration for a convertible debenture for $250,000. The convertible debenture provides for interest at 10% per annum and was due and payable six months from the purchase date. The note was extended an additional six months with an extended due date of November 16, 2010. The debenture may be converted into common shares at $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

REPS is a printing company that designs and delivers marketing collateral for the real estate industry and individual/small businesses. Our products include postcards, brochures, business cards, and Web site development.

A large percentage of REPS’s revenue comes from real estate agents. REPS intends to diversify its client base to more individuals and small businesses. The sales cycle for REPS is very rapid; most orders are produced and sold in two days.

The acquisition of REPS is accounted for as a purchase and the operations of the company will be consolidated with those of Catalyst as of November 16, 2009. The parties determined that the effective date of the acquisition was November 16, 2009, the date of which Catalyst assumes all the responsibility for any losses or profits that might be incurred during the period.

Catalyst Group Holdings Corp

The $250,000 purchase price was allocated as follows based upon the fair value of the acquired assets, and liabilities assumed as determined by management.

Cash	$1,886
Accounts receivable	3,979
Goodwill	288,401
Intangible assets	50,000
Accrued liabilities	(94,266)

Total	$250,000

The $50,000 of acquired intangible assets (customer list/company name) has a useful life of approximately 3 years. As of May 31, 2010 accumulated amortization for the intangible asset was $8,334.

NOTE 3: RELATED PARTY TRANSACTIONS

Consulting and accounting fees of $49,358 were paid to 2 directors. The amount due to CFGI (a company related to Ken Green) by the Company was $73,859 and $15,000 due from Ken Green at August 31, 2009 were netted and forgiven subsequently and treated as a contribution to capital.

NOTE 4: NOTES PAYABLE

The loan is a business instrument from Opticom Services in San Diego, California. The term of the loan is 10 years beginning in January 2000.  The original loan was made to Jeff Crowe, individually, and assumed by the Company in 2007. The loan carries an interest rate of 11.3% with monthly payments of $1,396. The note was deferred and has a balance of $27,260. Payment of $15,000 was made in June/July in full satisfaction of the note.

Through the acquisition of REPS’ Catalyst acquired the following notes:

The REPS purchase $250,000 convertible debenture, which carries interest at 10% per annum and will be due and payable twelve months from the closing date of the transaction. The debenture may be converted into shares of the Company’s common stock at the conversion rate of $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

The liabilities are business lines of credit from Wells Fargo and Chase which is accessed by a credit card. The credit limit is $79,000, the current interest rates are 6.75% and 19.99%, and balances are $44,216 and $23,616, respectively. There is a business line of credit from Capital One which is accessed by a credit card. The credit limit is $10,000  and the current interest rate is 12.9% and balance $9,078.

NOTE  5: CONVERTIBLE DEBENTURE

Through the acquisition of REPS’ Catalyst acquired the following notes:

The REPS purchase $250,000 convertible debenture, which carries interest at 10% per annum and will be due and payable twelve months from the closing date of the transaction. The debenture may be converted into shares of the Company’s common stock at the conversion rate of $1.00 per share, which represents management’s assertion of the fair value of the stock, at the option of either the Company or Jeff Crowe, the sole shareholder of REPS.

NOTE 6: STOCKHOLDERS' EQUITY

At May 31, 2010, the authorized capital of the Company consists of 100,000,000 shares of common stock with a par value of $.001. At May 31, 2010 there are 1,775,771 shares of common stock outstanding.

During the three months ended February 28, 2010, there were 220,480 shares issued for cash of $35,599.

In May 2010, $58,863 was raised from existing shareholders for 387,202 additional shares to pay company expenses, most of which are filing preparation and consulting.  There was 68,000 shares issued during the quarter to a related party for consulting services of $10,200.

55,089Anti-dilution shares were issued to a party who has an agreement with the Company that ensures it will retain 9.57% ownership in the company.

Catalyst Group Holdings Corp

NOTE 7: GOING CONCERN

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

NOTE 8: SUBSEQUENT EVENTS:

Payment of $15,000 was made in June and July in full satisfaction of the Opticom note.

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

For the three months ended May 31, 2010, the consolidated Catalyst Group Holdings Corp. recognized a net loss of $87,343 as compared to Real Estate Promotional Services’ net income of $22,832 the prior year. For the nine months ended May 31, 2010, the consolidated Catalyst Group Holdings Corp.  recognized a net loss of $152,903 as compared to Real Estate Promotional Services’ net income of $32,992 the prior year.

One of the Company's current business objective is to locate suitable business combination opportunities.

During the next 12 months we anticipate incurring costs related to:

           (i)   Filing of Exchange Act reports;

           (ii)  Officer and director's salaries and rent; and

           (iii) Consummating acquisitions.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern qualification on the consolidated financial statements of the Company for the quarter ended May 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that such information is communicated to the management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and based on that evaluation, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are not effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST GROUP HOLDINGS CORP. (Registrant)

August 4, 2010	By:	/s/ Kenneth Green
Kenneth Green
Chief Executive and Financial Officer

/s/ Lincoln Ong	August 4, 2010
Lincoln Ong
Director

/s/ Bob Bates	August 4, 2010
Bob Bates
Director